Form 10-K/A
period 1996-12-31
NORWEST ASSET SECURITIES CORP MORT PASS THR CERT SER 1996-2
filed 1997-09-08
CIK 1021312

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

                   (a)  Bank of America NT&SA, as servicer <F2>
                   (b)  Citicorp Mortgage, Inc., as servicer <F2>
                   (c)  Countrywide Credit Industries, Inc., as servicer <F2>
                   (d)  First Union National Bank of North Carolina, as servicer
                        <F2>
                   (e)  HomeSide Lending, Inc., as servicer <F2>
                   (f)  National City Mortgage Company, as servicer <F1>
                   (g)  Norwest Mortgage, Inc., as servicer <F2>
                   (h)  SunTrust Mortgage, Inc., as servicer <F2>

          99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1996, in accordance with the No Action Letter.

                   (a)  Bank of America NT&SA, as servicer <F2>
                   (b)  Citicorp Mortgage, Inc., as servicer <F2>
                   (c)  Countrywide Credit Industries, Inc., as servicer <F2>
                   (d)  First Union National Bank of North Carolina, as servicer
                        <F2>
                   (e)  HomeSide Lending, Inc., as servicer <F2>
                   (f)  National City Mortgage Company, as servicer <F1>
                   (g)  Norwest Mortgage, Inc., as servicer <F2>
                   (h)  SunTrust Mortgage, Inc., as servicer <F2>

          99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

                   (a)  Bank of America NT&SA, FSB, as servicer <F2>
                   (b)  Citicorp Mortgage, Inc., as servicer <F2>
                   (c)  Countrywide Credit Industries, Inc., as servicer <F2>
                   (d)  First Union National Bank of North Carolina, as servicer
                        <F2>
                   (e)  HomeSide Lending, Inc., as servicer <F2>
                   (f)  National City Mortgage Company, as servicer <F2>
                   (g)  Norwest Bank Minnesota, N.A., as Master Servicer <F2>
                   (h)  Norwest Mortgage, Inc., as servicer <F2>
                   (i)  SunTrust Mortgage, Inc., as servicer <F2>

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

Dated:    September 2, 1997




EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

     (a) Bank of America NT&SA, as servicer <F2>
     (b) Citicorp Mortgage, Inc., as servicer <F2>
     (c) Countrywide Credit Industries, Inc., as servicer <F2>
     (d) First Union National Bank of North Carolina, as servicer<F2>
     (e) HomeSide Lending, Inc., as servicer <F2>
     (f) National City Mortgage Company, as servicer <F1>
     (g) Norwest Mortgage, Inc., as servicer <F2>
     (h) SunTrust Mortgage, Inc., as servicer <F2>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1996, in accordance with the No Action Letter.

     (a) Bank of America NT&SA, as servicer <F2>
     (b) Citicorp Mortgage, Inc., as servicer <F2>
     (c) Countrywide Credit Industries, Inc., as servicer <F2>
     (d) First Union National Bank of North Carolina, as servicer<F2>
     (e) HomeSide Lending, Inc., as servicer <F2>
     (f) National City Mortgage Company, as servicer <F1>
     (g) Norwest Mortgage, Inc., as servicer <F2>
     (h) SunTrust Mortgage, Inc., as servicer <F2>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1996, in accordance with the No Action Letter.

     (a) Bank of America NT&SA, as servicer <F2>
     (b) Citicorp Mortgage, Inc., as servicer <F2>
     (c) Countrywide Credit Industries, Inc., as servicer <F2>
     (d) First Union National Bank of North Carolina, as servicer <F2>
     (e) HomeSide Lending, Inc., as servicer <F2>
     (f) National City Mortgage Company, as servicer <F2>
     (g) Norwest Bank Minnesota, N.A., as Master Servicer <F2>
     (h) Norwest Mortgage, Inc., as servicer <F2>
     (i) SunTrust Mortgage, Inc., as servicer <F2>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1> Filed herewith.

<F2> Previously filed.